Form 10-Q
period 1997-06-30
CASINO MAGIC OF LOUISIANA CORP
filed 1997-08-29
CIK 1014445

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                             -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       -         to        -
                      ---------------    ---------------

                       Commission file number 333-14535

                       CASINO MAGIC OF LOUISIANA, CORP.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                 Louisiana                        64-0878110
              -----------------                 ----------------
           (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

              711 CASINO MAGIC DRIVE, BAY ST. LOUIS, MS   39520
              -------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (601) 466-8099
                              ------------------
            (Registrant's telephone  number, including area code)

                                NOT APPLICABLE
                              ------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                              -----       -----
Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

       1,000 shares of common stock outstanding as of August 27, 1997
========================================================================

                       CASINO MAGIC OF LOUISIANA CORP.

                                    INDEX


PART I     FINANCIAL INFORMATION     PAGE NO.
     Item 1.     Financial Statements
     Condensed Statements of Operations
     For the six and three months ended June 30, 1997     2
     Condensed Balance Sheets -
     June 30, 1997 and December 31, 1996     3
     Condensed Statements of Cash Flows -
 For the six months ended June 30, 1997 and 1996     4
     Notes to Condensed Financial Statements     5
     Item 2.     Management's Discussion and Analysis of Financial
     Condition and Results of Operations     6-9

PART II     OTHER INFORMATION
     Item 1.     Legal Proceedings     10
     Item 2.     Changes in Securities     10
     Item 3.     Default Upon Senior Securities     10
     Item 4.     Submission of Matters to a Vote of Security Holders     10
     Item 5.     Other Information     10
     Item 6.     Exhibits and Reports on Form 8-K     10

     SIGNATURES     11

                      PART I - FINANCIAL INFORMATION

                         CASINO MAGIC OF LOUISIANA

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                 Six months       Three months
                                                   ended              ended
                                                 June  30,  1997      June 30,
1997
                                                            -------------
------------
Revenues:
  Casino                                          $ 42,836,002    $ 20,679,586
  Other operating revenues                           1,889,710         839,642
                                                  ------------     -----------
                                                    44,725,712      21,519,228
                                                  ------------     -----------
Costs and expenses:
  Casino                                            22,659,092      12,055,428
  Other operating costs and expenses                 3,237,399       1,151,417
  Advertising and marketing                          9,733,971       2,639,717
  General and administrative                         3,942,032       1,851,787
  Property operation maintenance and energy cost     2,919,072       1,439,499
  Rents, property taxes and insurance                1,218,019         624,970
  Depreciation and amortization                      2,786,672       1,427,291
                                                  ------------     -----------
                                                    46,496,257      21,190,109
                                                  ------------     -----------
Income (loss) from operations                       (1,770,545)        329,119
Other (income) expense:
  Interest expense                                   7,977,915       4,136,530
  Capitalized interest                                (107,401)          -
  Other (income) expense                              (143,268)         31,731
                                                  ------------     -----------
                                                     7,727,246       4,168,261
                                                  ------------     -----------
(Loss)  before  income  taxes:                      (9,497,791)    (3,839,142)
                                                   ------------    -----------
Income tax benefit                                     (452,692)          -
                                                   ------------    -----------
Net  loss                                          $ (9,045,099)  $(3,839,142)
                                                   =============  ===========
Net  loss  per  common  share                      $  (9,045.10)  $(3,839,142)
                                                 ============     ==========
Weighted average Common Shares - 1,000


















               See notes to consolidated financial statements.
                                      2

                       Casino Magic of Louisiana, Corp.

                           CONDENSED BALANCE SHEET

                                    ASSETS
                                 (Unaudited)
                                                     JUNE 30,        DECEMBER
31,
                                  ASSETS            1997             1996(*)
Current  assets:                                              -------------
------------
  Cash and cash equivalents                       $  8,689,316    $  3,959,126
  Restricted cash                                        -          16,899,654
  Other current assets                               2,787,715         964,997
                                                  -------------    -----------
      Total current assets                          11,477,031      21,823,777
                                                  -------------    -----------
      Total property and equipment, net             77,195,769      73,821,826
                                                  ------------      ----------
Other long-term assets:
  Deferred gaming license cost, net                 38,849,671      38,337,333
  Property held for sale                            10,137,657      10,101,182
  Debt issuance costs, net                           4,983,978       5,096,981
  Other long-term assets                                62,275         148,846
                                                  ------------      ----------
      Total other long-term assets                  54,033,581      53,684,342
                                                  ------------      ----------
                                                   142,706,381     149,329,945
                                                  ============    ============
                 LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Notes and contracts payable                           48,770       4,486,710
  Current maturities of long-term debt               3,149,908       1,878,605
  Accounts payable                                   4,520,634       2,837,908
  Accrued expenses                                   2,554,537         535,661
  Accrued interest                                   5,721,279       5,581,119
  Accrued payroll and related benefits               2,447,140       1,720,191
  Accrued progressive gaming liabilities               494,093         113,432
  Other current liabilities                          1,130,994           -
                                                  ------------      ----------
      Total current liabilities                     20,067,355      17,153,626
                                                  ------------      ----------
Long-term debt, net of current maturities          119,357,999     119,850,193
                                                  ------------     -----------
      Total noncurrent liabilities                 119,357,999     119,850,193
                                                   -----------     -----------
Commitments and contingencies
Common stock, $0.01 par value, 10,000 shares authorized,
    1,000 shares issued and outstanding                      1               1
Additional paid-in capital                          22,353,295      22,353,295
Retained  deficit                                  (19,072,269)   (10,027,170)
                                                  ------------     -----------
      Total shareholder's equity                     3,281,027      12,326,126
                                                  ------------     -----------
                                                  $142,706,381    $149,329,945
                                                  ============    ============



               See notes to consolidated financial statements.
                 * Derived from audited financial statements

                        CASINO MAGIC CORP. OF LOUISIANA

                     CONDENSED STATEMENTS OF CASH  FLOWS
     (Unaudited)
                                                        Six months ended
                                                      June 30,       June 30
                                                         1997           1996
Cash flows from operating activities:
     Net (loss)                                  $(9,045,099)      $       -
     Adjustments for non-cash charges              2,756,407               -
     Changes  in  assets  and  liabilities         4,582,228         (107,150)
                                                 -----------        ----------
 .Net  cash  used  in  operating  activities       (1,706,464)        (107,150)
                                                  -----------        ----------
Cash flows from investing activities:
     Acquisitions  of  property  and  equipment   (5,944,738)      (15,695,516)
     Other,  net                                      86,571         (368,582)
                                                  -----------        ----------
      Net cash used in investing activities       (5,858,167)      (16,064,098
                                                  ----------        ----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable and
        long-term debt                             3,850,000               -
     Principal payments on notes payable and
        long-term debt                            (8,454,833)              -
     Capital contributions received                    -            15,550,000
     Other, net                                        -               621,248
                                                  -----------       ----------
Net cash provided (used in) by
     financing  activities                        (4,604,833)      16,171,248
                                                  -----------      ----------
Net decrease in cash and cash equivalents        (12,169,464)              -
Cash and cash equivalents including restricted cash,
     beginning of period                          20,858,780               -
                                                  ----------        ----------
Cash and cash equivalents including restricted cash,
     end of period                              $  8,689,316        $      -
                                                  ===========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
     Interest (net of amount capitalized)     $ 7,515,161         $    -
     Income taxes (net of refunds)                       -
Supplemental schedule of non-cash investing and financing activities:
 Property and equipment and other asset
    acquisitions included in accounts and
    construction payable and accrued expenses    $ 1,840,529   $  977,564
 Property  and  equipment  financed  with
  long-term  debt                                      -       52,848,425


          See notes to condensed consolidated financial statements.
                                      4

                       CASINO MAGIC OF LOUISIANA, CORP.

                       CASINO MAGIC OF LOUISIANA, CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Summary of significant accounting policies, risks and uncertainties:

Organization and basis of presentation:

On May 13, 1996 ("Inception"), Jefferson Casino Corporation ("Jefferson Corp."), a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp. ("Casino Magic"), acquired all of the outstanding capital stock of Crescent City Capital Development Corporation, a Louisiana corporation. Immediately following the acquisition, the name of Crescent City Capital Development Corporation ("Crescent City") was changed to Casino Magic of Louisiana, Corp. ("Louisiana Corp." or the "Company"). The financial statements only include the accounts of Louisiana Corp. Louisiana Corp., has developed a new dockside riverboat casino and entertainment complex in Bossier City, Louisiana ("Casino Magic-Bossier City"). Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility and opened the permanent facility on December 31, 1996. Prior to October 4, 1996, the Company had no revenues or expenses other than interest income and expense.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form S-4 filed with the Securities and Exchange Commission on July 19, 1997.

Certain reclassifications have been made to 1996 amounts to conform with the June 30, 1997 presentation.

2. Earning per share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Basic earnings per share and diluted earnings per share calculated in accordance with FAS 128 would remain unchanged both at the three months ended June 30, 1997 and the six months ended June 30, 1997.

3. Disclosure of contingent interest paid and accrued and management fees

No contingent interest or management fees were paid in the first six months of 1997. Additionally, contingent interest and management fees were accrued in the first six months of 1997, in the amount of $40,616 and $81,233, respectively. No contingent interest and management fees are currently payable based upon certain ratios which were not met during the six months ended June 30, 1997.

                       CASINO MAGIC OF LOUISIANA, CORP.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations. The Company's ability to meet its debt obligations is entirely dependent upon Casino Magic-Bossier City's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control, including prevailing economic conditions and financial, business, regulatory and other factors affecting the Company's operations and business.

Results of Operations:

For the three months ended June 30, 1997:

Casino Magic-Bossier City commenced temporary operations on October 4, 1996 and significant construction activities continued until its grand opening on February 26, 1997. Gaming revenues at Casino Magic-Bossier City were $20.7 million for the second quarter of 1997. This represents approximately a 17% share of total gaming revenues in the four casino Bossier City/Shreveport
Market. Although the Company continues to implement and improve cost effective marketing and promotional programs to increase revenues, there can be no assurance it will be successful in doing so. In addition to marketing and promotional efforts the Company has installed new signage in August 1997 next to the Interstate 20 off-ramp that directly accesses the casino and to the entrance of the casino. The Company anticipates that the new signage will increase the visibility of Casino Magic-Bossier City.

Total costs and expenses during the second quarter of 1997 were $21.2 million.
 Casino Magic-Bossier City earned an operating profit of $0.3 million for the second quarter of 1997. The Company continues to operate at revenue levels that are less than anticipated and management continues to implement cost control measures to enable the Company to be cash flow positive. The Company instituted a number of cost saving measures and management changes in May 1997 designed to improve profitability and cash flow. As part of the Company's efforts to improve operations the former Chief Operating Officer and the former Vice President of Marketing of Casino Magic Corp. have assumed the operational and marketing responsibilities at Casino Magic-Bossier City. Although the Company continues to implement cost reduction programs to reduce operating costs, there can be no assurance it will be successful in doing so. However, Casino Magic-Bossier City has achieved positive cash flow at the operating income levels earned during the second quarter of 1997.

Other (income) and expenses were $4.2 million for the three months ended June 30, 1997. The costs include $4.1 million in interest expense relating primarily to the First Mortgage Notes issued to develop Casino Magic-Bossier City. The remaining difference is due to interest income and capitalized interest for the period.

                       CASINO MAGIC OF LOUISIANA, CORP.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Results of operations (continued):

There was no income tax benefit for the second quarter of 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent Casino Magic. The difference between the 0% rate and the statutory rate of 35% is due to a tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.

Casino Magic-Bossier City incurred a net loss of $3.8 million during the second quarter of 1997, or a loss of $3,839 per share. This is the result of lower than anticipated revenues.

For the six months ended June 30, 1997:

Gaming revenues at Casino Magic-Bossier City were $44.7 million for the first six months of 1997. This represents approximately a 17% share of total gaming revenues in the four casino Bossier City/Shreveport Market. During the first six months of 1997, the Company attempted to increase Casino Magic-Bossier City's market share through significant marketing, advertising and promotional efforts. However, this attempt to strengthen Casino Magic-Bossier City's market share was not as successful as anticipated. Although the Company continues to implement and improve cost effective marketing and promotional programs to increase revenues, including significant new outdoor signage, there can be no assurance it will be successful in doing so.

Total costs and expenses during the first six months of 1997 were $46.5 million. Casino Magic-Bossier City incurred an operating loss of $1.8 million for the first six months of 1997. The Company incurred $7.1 million in total marketing and promotional expenses during the first quarter of 1997, including approximately $4.0 million in promotional give-away programs which were expected to generate a level of incremental gaming revenues that were not achieved. Additionally, in the first quarter of 1997, Casino Magic-Bossier City was incurring operating expenses at a level consistent with operating a property at significantly higher revenue levels. Beginning in May 1997 the Company has implemented changes to reduce overall operating costs, and specifically marketing and promotional costs. Although the Company continues to implement cost reduction programs to reduce operating costs, there can be no assurance it will be successful in doing so. However, Casino Magic-Bossier City has achieved positive cash flow at the operating income levels earned during the second quarter of 1997.

Other (income) and expenses were $7.7 million for the six months ended June 30, 1997. Expenses included $8.0 million in interest expense relating primarily to the First Mortgage Notes related to the development of Casino Magic-Bossier City. The remaining difference is due to interest income and capitalized interest for the period.

Income tax benefit for the first quarter of 1997 was $0.5 million reflecting a 5% rate. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent Casino Magic. The difference between the 5% rate and the statutory rate of 35% is due to a tax valuation allowance against the tax benefit record as a result of the tax sharing agreement.

                       CASINO MAGIC OF LOUISIANA, CORP.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Results of operations (continued):

Casino Magic-Bossier City incurred a net loss of $9.0 million during the first six months of 1997, or a loss of $9,045 per share. This is the result of lower than anticipated revenues, exceptionally high advertising and promotional costs that should not recur in future periods and operating costs incurred in anticipation of significantly higher revenues, specifically in the first quarter of 1997.

Liquidity and Capital Resources:

At June 30, 1997, the Company had unrestricted cash and marketable securities of $8.7 million compared to unrestricted cash and marketable securities of $4.0 million at December 31, 1996. In addition, at December 31, 1996, the Company had $16.9 million in restricted cash relating to the Notes issued to fund the construction of Casino Magic-Bossier City. The Company has no such restricted cash at June 30, 1997 due to the completion of the construction of the Casino Magic-Bossier City casino. For the six months ended June 30, 1997, the Company expended $1.7 million of cash flow in operating activities and refinanced approximately $3.9 million of long term equipment debt. The Company spent $5.9 million for acquisitions of property, equipment and other long-term assets. The Company plans additional investments in 1997, but most of such additional expenditures will be subject to the ability of the Company to generate positive cash flows from operations or the availability of financing, of which there can be no assurance in either case.

The Company opened Casino Magic-Bossier City on October 4, 1996, using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company's plans for the development of Casino Magic-Bossier City are divided into two phases. The first phase (which was completed on December 31, 1996) includes a 30,000 square foot floating dockside casino space, with 986 slots and 44 table games; a 37,000 square foot entertainment and food and beverage pavilion, with 1,550 covered parking spaces and surface parking spaces for 400 cars. The second phase plans include the construction of a 60,000 square foot entertainment facility and a 400-room convention hotel and related amenities, including restaurants, banquet space, a theater, a swimming pool, a health club and a child-care facility.

The development and construction of the second phase improvements are largely dependent upon receipt of proceeds from a future sale of the Crescent City
Queen (a gaming riverboat owned by Casino Magic-Bossier City) and future operating cash flow of Casino Magic-Bossier City. No assurances can be given that such funds will become available or that such hotel and related facilities will ever be developed.

As of May 1997, Casino Magic-Bossier City had complied with all aspects of the Cash Collateral and Disbursement Agreement (as defined in the indenture concerning the $115,000,000 First Mortgage Notes used for the development of Casino Magic-Bossier City) and all restricted cash has been released.

                       CASINO MAGIC OF LOUISIANA, CORP.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)

Liquidity and Capital Resources (Continued):

Jefferson Corp and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Indenture associated with the Louisiana First Mortgage Notes.

The Company will have a significant need for cash in 1997 and beyond in order to continue the development of its gaming facility. The Company believes that cash and marketable securities at June 30, 1997, and cash flows from operations will be sufficient to service its operating and debt service requirements, but are not sufficient at current levels to engage in any hotel development activities without additional debt or equity financing.

                       CASINO MAGIC OF LOUISIANA, CORP.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

The Company commenced an offering to exchange its 13% Series B First Mortgage Notes Due 2003 with Contingent Interest for all outstanding 13% Series A First Mortgage Notes Due 2003 with Contingent Interest on July 22, 1997. As of August 21, 1997, $104.7 million principal amount of the Series A First Mortgage Notes had been tendered and accepted for exchange and the company had extended the exchange offer through the close of business on August 28, 1997. The Series B First Mortgage Notes are identical to the Series A First Mortgage Notes in all respect except that the Series B First Mortgage Notes have been registered under the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

         None

(b)  Reports on Form 8-K:

         None.

 SIGNATURES

The Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO MAGIC OF LOUISIANA, CORP.



Date:   August 27, 1997       /S/ James E. Ernst
                          -------------------------
        James E. Ernst, President
        and Chief Executive Officer


Date:    August 27, 1997      /S/ Jay S. Osman
                           --------------------------
         Jay S. Osman, Chief Financial Officer and Treasurer (principal financial and accounting officer)