Form 10-Q
period 1997-09-30
CASINO MAGIC OF LOUISIANA CORP
filed 1997-11-14
CIK 1014445

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                             -------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       -         to        -
                      ---------------    ---------------

                       Commission file number 333-14535

                       CASINO MAGIC OF LOUISIANA, CORP.
                           ------------------------
            (Exact name of registrant as specified in its charter)

                 Louisiana                        64-0878110
              -----------------                 ----------------
           (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

             711 CASINO MAGIC DRIVE, BAY SAINT LOUIS, MS   39520
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

       1,000 shares of common stock outstanding as of November 12, 1997
========================================================================

                       CASINO MAGIC OF LOUISIANA CORP.

                                    INDEX


PART  I                       FINANCIAL INFORMATION                       PAGE
NO.
Item 1.  Financial Statements
Condensed Statements of Operations
   For the three months ended September 30,1997 and 1996     1
Condensed Statements of Operations
   For the nine months ended September 30,1997 and 1996     2
Condensed Balance Sheets -
   September 30, 1997 and December 31, 1996     3
Condensed Statements of Cash Flows -
   For the nine months ended September 30, 1997 and 1996     4
Notes to Condensed Financial Statements     5
Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations     6-9

PART II     OTHER INFORMATION
Item 1.  Legal Proceedings     10
Item 2.  Changes in Securities     10
Item 3.  Default Upon Senior Securities     10
Item 4.  Submission of Matters to a Vote of Security Holders     10
Item 5.  Other Information     10
Item 6.  Exhibits and Reports on Form 8-K     10
SIGNATURES     11









                         PART I - FINANCIAL INFORMATION

                       Casino Magic of Louisiana, Corp

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                 Three months    Three months
                                                    ended            ended
                                                 September 30,   September 30,
                                                      1997            1996
                                                  -------------  ------------
Revenues:
  Casino                                          $ 22,794,023    $      --
  Other operating revenues                             955,928           --
                                                  ------------     -----------
                                                    23,749,951          --
                                                  ------------     -----------
Costs and expenses:
  Casino                                            12,560,095          --
  Other operating costs and expenses                   157,141          --
  Advertising and marketing                          2,422,708          --
  General and administrative                         1,653,235          --
  Property operation maintenance and energy cost       978,478          --
  Rents, property taxes and insurance                  700,854          --
  Depreciation and amortization                      1,523,933          --
                                                  ------------    -----------
                                                    19,996,444          --
                                                  ------------    -----------
Income (loss) from operations                        3,753,507          --

Other (income) expense:
  Interest expense                                   4,304,030      2,424,986
  Capitalized interest                                   --        (1,685,644)
  (Gain) loss on sale of assets                     (1,439,916)         --
  Other                                                944,739            (59)
                                                  ------------     -----------
                                                     3,808,853        739,283
                                                  ------------     -----------
(Loss)  before  income  taxes:                         (55,346)     ( 739,283)
                                                   ------------    -----------
Income tax benefit                                        --              --
                                                   ------------    -----------
Net  loss                                         $    (55,346)   $ (739,283)
                                                   =============  ===========
Net  loss  per  common  share                     $     (55.35)  $   (739.28)
                                                  ============     ==========
Weighted average Common Shares - 1,000












See notes to financial statements.
                                      1

      PART I - FINANCIAL INFORMATION

                      CASINO MAGIC OF LOUISIANA, CORP.

                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For the period
                                                              May 13, 1996
                                         Nine months       (date of inception)
                                            ended                through
                                    September  30,  1997    September  30,1996
                                          -------------         -----------
Revenues:
  Casino                                   $ 65,630,025    $     --
  Other operating revenues                    2,845,638          --
                                           ------------     -----------
                                             68,475,663          --
                                           ------------     -----------
Costs and expenses:
  Casino                                     35,219,187          --
  Other operating costs and expenses          3,394,540          --
  Advertising and marketing                  12,156,679          --
  General and administrative                  5,595,267          --
  Property operation maintenance
      and energy cost                         3,897,550          --
  Rents, property taxes and insurance         1,918,873          --
  Depreciation and amortization               4,310,605          --
                                           ------------    -----------
                                             66,492,701          --
                                           ------------    -----------
Income (loss) from operations                 1,982,962          --
Other (income) expense:
  Interest expense                           12,559,021      3,010,541
  Capitalized interest                         (107,401)    (2,271,199)
  Interest Income                              (277,076)          --
  (Gain) loss on sale of assets              (1,439,916)          --
  Other (income) expense                        801,471           (59)
                                           ------------     -----------
                                             11,536,099        739,283
                                           ------------     -----------
(Loss)  before  income  taxes:               (9,553,137)      (739,283)
                                            ------------    -----------
Income tax benefit                             (452,692)          -
                                            ------------    -----------
Net  loss                                  $ (9,100,445)    $(739,283)
                                           =============   ===========
Net  loss  per  common  share              $  (9,100.45)  $  (739.28)
                                            ============     ==========

Weighted average Common Shares - 1,000

See notes to financial statements.

      CASINO MAGIC OF LOUISIANA, CORP.
                           CONDENSED BALANCE SHEET
                                    ASSETS
                                 (Unaudited)

                                                SEPTEMBER 30,     DECEMBER 31,
ASSETS                                              1997               1996(*)
Current assets:                                   -------------    -----------
Cash and cash equivalents                         $  7,428,378    $  3,959,126
  Restricted cash                                   10,525,051      16,899,654
  Other current assets                               2,571,995         964,997
                                                  -------------    -----------
      Total current assets                          20,525,424      21,823,777
                                                  -------------    -----------
      Total property and equipment, net             77,761,358      73,821,826
                                                  ------------      ----------
Other long-term assets:
  Deferred gaming license cost, net                 38,449,048      38,337,333
  Property held for sale                                 1,600      10,101,182
  Debt issuance costs, net                           4,946,194       5,096,981
  Other long-term assets                                63,696         148,846
                                                  ------------      ----------
      Total other long-term assets                  43,460,538      53,684,342
                                                  ------------      ----------
                                                   141,747,320     149,329,945
                                                  ============    ============
                 LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Notes and contracts payable                            --          4,486,710
  Current maturities of long-term debt               4,725,063       1,878,605
  Accounts payable                                   4,162,118       2,837,908
  Accrued expenses                                   4,575,724         535,661
  Accrued interest                                   2,451,929       5,581,119
  Accrued payroll and related benefits               2,246,731       1,720,191
  Accrued progressive gaming liabilities               237,085         113,432
  Other current liabilities                          2,930,994           --
                                                  ------------      ----------
      Total current liabilities                     21,329,644      17,153,626
                                                  ------------      ----------
Long-term debt, net of current maturities          117,191,995     119,850,193
                                                  ------------     -----------
      Total noncurrent liabilities                 117,191,995     119,850,193
                                                   -----------     -----------
Commitments and contingencies
Common stock, $0.01 par value, 10,000 shares authorized,
    1,000 shares issued and outstanding                      1               1
Additional paid-in capital                          22,353,295      22,353,295
Retained deficit                                   (19,127,615)   (10,027,170)
                                                  ------------     -----------
      Total shareholder's equity                     3,225,681      12,326,126
                                                  ------------     -----------
                                                  $141,747,320    $149,329,945
                                                  ============    ============

See notes to financial statements.
* Derived from audited financial statements

       CASINO MAGIC CORP. OF LOUISIANA
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Nine months ended
                                                     Sept. 30,       Sept. 30,
                                                       1997             1996
                                                  ------------    ------------
Cash flows from operating activities:
     Net (loss)                                  $(9,100,445)      $ (739,283)
     Adjustments for non-cash charges              3,338,432      (19,721,162)
     Changes in assets and liabilities             3,983,016          168,779
                                                 -----------       -----------
Net cash used in operating activities            (1,778,997)     (20,291,666)
                                                  -----------      ----------
Cash flows from investing activities:
     Acquisitions of property and equipment       (7,350,091)     (29,291,384)
     Proceeds from sale of assets                 11,700,000            --
     Other, net                                       85,150       (3,001,905)
                                                  -----------       ----------
     Net cash Provided by (used in)
        investing activities                       4,435,059      (32,293,289)
                                                  ----------       ----------
Cash flows from financing activities:
     Proceeds from issuance of notes payable and
        long-term debt                             3,850,000      116,725,457
     Principal payments on notes payable and
        long-term debt                            (9,094,455)     (43,479,535)
     Other, net                                     (316,958)      17,155,893
                                                  -----------      ----------
Net cash provided by (used in)
     financing activities                         (5,561,413)      90,401,815
                                                  -----------      ----------
Net (increase) decrease in cash and
     cash equivalents                             (2,905,351)      37,816,860
Cash and cash equivalents including restricted cash,
     beginning of period                          20,858,780            --
                                                  ----------       ----------
Cash and cash equivalents including restricted cash,
     end of period                              $ 17,953,429      $37,816,860
                                                  ===========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
     Interest (net of amount capitalized)         $15,688,211       $1,292,629
     Income taxes (net of refunds)                       --               --
Supplemental schedule of non-cash investing and financing activities:
 Property and equipment and other asset
    acquisitions included in accounts and
    construction payable and accrued expenses     $   342,293       $  977,564
 Property and equipment financed with long-term debt  946,000       46,416,570

See notes to financial statements.
      CASINO MAGIC OF LOUISIANA, CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
1.  Summary of significant accounting policies, risks and uncertainties:
Organization and basis of presentation:
On May 13, 1996 ("Inception"), Jefferson Casino Corporation ("Jefferson Corp."), a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp. ("Casino Magic"), acquired all of the outstanding capital stock of Crescent City Capital Development Corporation, a Louisiana corporation. Immediately following the acquisition, the name of Crescent City Capital Development Corporation ("Crescent City") was changed to Casino Magic of Louisiana, Corp. ("Louisiana Corp." or the "Company"). The financial statements only include the accounts of Louisiana Corp. Louisiana Corp., has developed a new dockside riverboat casino and entertainment complex in Bossier City, Louisiana ("Casino Magic-Bossier City"). Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility and opened the permanent facility on December 31, 1996. Prior to October 4, 1996, the Company had no revenues or expenses other than interest income and expense.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.
It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form S-4 filed with the Securities and Exchange Commission on July 19, 1997 and the Company's June 30, 1997 Form 10-Q.
Certain reclassifications have been made to 1996 amounts to conform with the September 30, 1997 presentation.
2. Sale of Asset Held for Sale:
In September 1997, the Company sold the Crescent City Queen Riverboat ("Crescent City Queen") for $11.7 million. Other income (expense) for the period ended September 30, 1997 includes recognized gain on the sale of $1.4 million. The proceeds from the sale are restricted by the Indenture governing the $115 First Mortgage Notes issued by Louisiana Corp. The Indenture restriction requires the proceeds from the sale to be used for capital improvements at the Casino Magic-Bossier City facility.
3. Earnings per share
In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share", which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Basic earnings per share and diluted earnings per share calculated in accordance with FAS 128 would remain unchanged both at the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996.
4. Disclosure of contingent interest paid and accrued and management fees
No contingent interest or management fees were paid in the first nine months of 1997. Contingent interest and management fees were accrued in the first nine months of 1997 in the amount of approximately $230,000 and $459,000, respectively. No contingent interest and management fees were payable during the nine months ended September 30, 1997 because the Company's Adjusted Fixed Charge Coverage Ratio (as defined) did not exceed 1.5 to 1.0.

      CASINO MAGIC OF LOUISIANA, CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash flow from operations; (ii) construction projects entail significant construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its debt obligations may be dependent upon the successful completion of a hotel at Casino Magic-Bossier City and the other planned construction projects and the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control, prevailing economic and competitive conditions and financial business regulatory and other factors affecting the Company's operations and business. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
Results of Operations:
For the three months ended September 30, 1997:
Gaming revenues at Casino Magic-Bossier City were $22.8 million for the third quarter of 1997. Based upon public reports made to the Louisiana Gaming
Control Board, this represents approximately a 17% share of total gaming revenues in the four casino Bossier City/Shreveport Market. Although the Company continues to implement and improve cost effective marketing and promotional programs to increase revenues, there can be no assurance it will be successful in doing so.
Total costs and expenses during the third quarter of 1997 were $20.0 million. Casino Magic-Bossier City earned an operating profit of $3.8 million for the third quarter of 1997. The Company continues to operate at revenue levels that are less than anticipated. Management has continued to implement various marketing measures to improve revenues while maintaining cost control measures to enable the Company to be cash flow positive. Although the Company continues to implement cost reduction programs to reduce operating costs, there can be no assurance it will be successful in doing so. However, Casino Magic-Bossier City has achieved positive cash flow at the operating income levels earned during the third and second quarters of 1997.
Other (income) and expenses were $3.8 million for the three months ended September 30, 1997. The costs include $4.3 million in interest expense relating primarily to the First Mortgage Notes issued to develop Casino Magic-Bossier City. The remaining difference is primarily due to the gain on the sale of the Crescent City Queen of approximately $1.4 million and management fees of approximately $0.4 million.

      CASINO MAGIC OF LOUISIANA, CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
Results of operations (continued):
There was no income tax benefit for the third quarter of 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent Casino Magic. The difference between the 0% rate and the statutory rate of 35% is due to a tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.
Casino Magic-Bossier City incurred a net loss of $0.1 million during the third quarter of 1997, or a loss of $55 per share. This is the result of lower than anticipated revenues.
For the nine months ended September 30, 1997:
Gaming revenues at Casino Magic-Bossier City were $65.6 million for the first nine months of 1997. Based upon public reports made to the Louisiana Gaming Control Board, this represents approximately a 17% share of total gaming revenues in the four casino Bossier City/Shreveport Market. During the first nine months of 1997, the Company attempted to increase Casino Magic-Bossier City's market share through significant marketing, advertising and promotional efforts. However, this attempt to strengthen Casino Magic-Bossier City's market share was not as successful as anticipated. Although the Company continues to implement improved and cost effective marketing and promotional programs to increase revenues, there can be no assurance it will be successful in doing so.
Total costs and expenses during the first nine months of 1997 were $66.5 million. Casino Magic-Bossier City had operating income of $2.0 million for the first nine months of 1997. The Company incurred $8.2 million in total marketing and promotional expenses during the first quarter of 1997, including approximately $4.0 million in promotional give-away programs which were expected to generate a level of incremental gaming revenues that were not
achieved.    Additionally,  in  the  first  four  months  of  1997,  Casino
Magic-Bossier City was incurring operating expenses at a level consistent with operating a property at significantly higher revenue levels. Beginning in May 1997 the Company implemented changes to reduce overall operating costs, and specifically marketing and promotional costs. Although the Company continues to implement cost reduction programs to reduce operating costs, there can be no assurance it will be successful in doing so. However, Casino Magic-Bossier City has achieved positive cash flow at the operating income levels earned during the third and second quarters of 1997.
Other (income) and expenses were $11.5 million for the nine months ended September 30, 1997. Expenses included $12.6 million in interest expense relating primarily to the First Mortgage Notes used to develop Casino Magic-Bossier City. The remaining difference is primarily due to the gain on the sale of the Crescent City Queen of approximately $1.4 million and management fees of approximately $0.5 million.
The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent Casino Magic. The difference between the 5% rate and the statutory rate of 35% is due to a tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.

      CASINO MAGIC OF LOUISIANA, CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
Results of operations (continued):
Casino Magic-Bossier City incurred a net loss of $9.1 million during the first nine months of 1997, or a loss of $9,100 per share. This is the result of lower than anticipated revenues, exceptionally high advertising and promotional costs that should not recur in future periods and operating costs incurred in anticipation of significantly higher revenues, specifically in the first quarter of 1997.
Liquidity and Capital Resources:
At September 30, 1997, the Company had unrestricted cash and marketable securities of $7.4 million compared to unrestricted cash and marketable securities  of  $4.0  million  at  December  31,  1996.  The Company has $10.5 million in restricted cash at September 30, 1997 due to the sale of the Crescent City Queen. At December 31, 1996, the Company had $16.9 million in restricted cash relating to the First Mortgage Notes issued to fund the construction of Casino Magic-Bossier City.
For the nine months ended September 30, 1997, the Company expended $3.6 million of cash flow in operating activities and refinanced approximately $3.9 million of long term equipment debt. The Company spent $7.4 million for acquisitions of property, equipment and other long-term assets. The Company plans additional investments in 1997, but most of such additional expenditures will be subject to the ability of the Company to generate positive cash flows from operations, the $11.7 million in proceeds from the sale of the Crescent City Queen or the availability of financing, of which there can be no assurance in any case.
The Company opened Casino Magic-Bossier City on October 4, 1996 using a temporary boarding facility, and on December 31, 1996, opened the permanent facility. The Company plans to construct an approximately 200-room convention hotel and related amenities, including restaurants, banquet space and swimming pool. The construction of the hotel is expected to be funded primarily by the $11.7 million in proceeds received from the sale of the Crescent City Queen and the future operating cash flow of Casino Magic-Bossier City. No assurances can be given that the proceeds from the sale of the Crescent City Queen and the cash flow from the operations of Casino Magic-Bossier City will be sufficient to develop such hotel and related facilities or that these improvements will ever be developed.

      CASINO MAGIC OF LOUISIANA, CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS-(Continued)
Liquidity and Capital Resources (Continued):
Jefferson Corp and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Indenture associated with the Louisiana First Mortgage Notes.
The Company will have a significant need for cash in 1997 and beyond in order to continue its planned development. The Company believes that cash and marketable securities at September 30, 1997, and cash flows from operations will be sufficient to service its operating and debt service through, at least, the next twelve months, but are not sufficient to complete the Casino Magic-Bossier City hotel, without additional debt or equity financing. There are no assurances that adequate funding will be available for these planned investments at Casino Magic-Bossier City.

      CASINO MAGIC OF LOUISIANA, CORP.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None
Item 2.  Changes in Securities
The Company has completed an exchange offer for its 13% Series B First Mortgage Notes Due 2003 with Contingent Interest for all outstanding 13% Series A First Mortgage Notes Due 2003 with Contingent Interest. All of the
Series A First Mortgage Notes have been exchanged for the Series B First Mortgage Notes, which are identical to the Series A First Mortgage Notes in all respects except that the Series B First Mortgage Notes have been registered under the Securities Act of 1933.
Item 3.  Defaults Upon Senior Securities.
None
Item 4.  Submission of Matters to a Vote of Security-Holders
None.
Item 5.  Other Information
None.
Item 6.  Exhibits and Reports on Form 8-K.
(a)  Exhibits
10.1 Purchase agreement for the Crescent City Queen Riverboat.
27   Financial Data Schedule (filed electronically only).
(b)  Reports on Form 8-K:
None.

      SIGNATURES

The Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO MAGIC OF LOUISIANA, CORP.


Date:   November 12, 1997       /S/ James E. Ernst
                          -------------------------
        James E. Ernst, President
        and Chief Executive Officer


Date:    November 12, 1997      /S/ Jay S. Osman
                           --------------------------
         Jay S. Osman, Chief Financial Officer and Treasurer (principal financial and accounting officer)

CASINO MAGIC OF LOUISIANA, CORP

    Quarterly Report on Form 10-Q for the Period Ended September 30, 1997
                             INDEX TO EXHIBITS
Exhibit
Number     Page
10.1  Purchase agreement for the sale of the Crescent City Queen Riverboat
27.     Financial Data Schedule (filed electronically only).