Form 10-Q
period 1998-06-30
CASINO MAGIC OF LOUISIANA CORP
filed 1998-08-14
CIK 1014445

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the transition period from     -     to     -
                                                  -            -

                       Commission file number 333-14535

                       CASINO MAGIC OF LOUISIANA, CORP.
            (Exact name of registrant as specified in its charter)



LOUISIANA. . . . . . . . . . . .            64-0878110
(State or other jurisdiction of.      (I.R.S. Employer
Incorporation or organization) .  Indentification No.)



              711 CASINO MAGIC DRIVE, BAY SAINT LOUIS, MS   39520
              (Address of principal executive offices) (Zip Code)

                                (228) 467-9257
             (Registrant's telephone  number, including area code)

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

        1,000 shares of common stock outstanding as of August 14, 1998
=======================================================================



CASINO MAGIC OF LOUISIANA CORP.

INDEX

PART I                           FINANCIAL INFORMATION                                        PAGE NO.
Item 1. . . . . . . . . . . . .  Financial Statements
                                 Condensed Consolidated Statements of Operations -
                                 For the six months ended June 30, 1998 and 1997                     1

                                 Condensed Consolidated Statements of Operations -
                                 For the three months ended June 30, 1998 and 1997                   2

                                 Condensed Consolidated Balance Sheets -
                                 June 30, 1998 and December 31, 1997                                 3

                                 Condensed Consolidated Statements of Cash Flows -
                                 For the six months ended June 30, 1998 and 1997                     4

                                 Notes to Condensed Consolidated Financial Statements                5

Item 2. . . . . . . . . . . . .  Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations                                           6

PART II . . . . . . . . . . . .  OTHER INFORMATION
Item 1.                          Legal Proceedings                                                   9
Item 2.                          Changes in Securities                                               9
Item 3.                          Default Upon Senior Securities                                      9
Item 4.                          Submission of Matters to a Vote of Security Holders                 9
Item 5.                          Other Information                                                   9
Item 6.                          Exhibits and Reports on Form 8-K                                    9
                                 SIGNATURES                                                         10




                           PART I - FINANCIAL INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS
                          CASINO MAGIC OF LOUISIANA, CORP.
                         CONDENSED STATEMENTS OF OPERATIONS


                                                              Six months ended
                                                                  June 30,
                                                                 1998          1997
                                                    ------------------  ------------
                                                                 (Unaudited)
Revenues:
  Casino . . . . . . . . . . . . . . . . . . . . .  $      53,131,328   $42,836,002
  Other operating income . . . . . . . . . . . . .          1,640,902     1,889,710
                                                    ------------------  ------------
   Total revenues. . . . . . . . . . . . . . . . .         54,772,230    44,725,712
                                                    ------------------  ------------

Costs and expenses:
  Casino . . . . . . . . . . . . . . . . . . . . .         25,890,240    22,659,092
  Other operating costs and expenses . . . . . . .          1,938,575     3,237,399
  Advertising and marketing. . . . . . . . . . . .          6,673,197     9,733,971
  General and administrative . . . . . . . . . . .          3,641,445     3,942,032
  Property operation, maintenance and energy cost.          2,181,260     2,919,072
  Rents, property taxes and insurance. . . . . . .          1,462,373     1,218,019
  Depreciation and amortization. . . . . . . . . .          3,178,321     2,786,672
                                                    ------------------  ------------
    Total costs and expenses . . . . . . . . . . .         44,965,411    46,496,257
                                                    ------------------  ------------
Income (loss) from operations. . . . . . . . . . .          9,806,819    (1,770,545)
                                                    ------------------  ------------

Other (Income) Expenses:
  Interest expense, net. . . . . . . . . . . . . .          8,478,151     7,870,514
  Other. . . . . . . . . . . . . . . . . . . . . .          1,927,583      (143,268)
                                                    ------------------  ------------
    Total other expense. . . . . . . . . . . . . .         10,405,734     7,727,246
                                                    ------------------  ------------
Income (loss) before income taxes. . . . . . . . .           (598,915)   (9,497,791)
Income tax expense (benefit) . . . . . . . . . . .                 --      (452,692)
Net income (loss). . . . . . . . . . . . . . . . .  $        (598,915)  $(9,045,099)
                                                    ==================  ============

Net income (loss) per common share:. . . . . . . .  $         (598.92)  $ (9,045.10)
                                                    ==================  ============
Weighted average common shares - 1,000

                    See notes to condensed financial statements.



                           CASINO MAGIC OF LOUISIANA, CORP.
                          CONDENSED STATEMENTS OF OPERATIONS


                                                              Three months ended
                                                                    June 30,
                                                                   1998          1997
                                                    --------------------  ------------
                                                                   (Unaudited)
Revenues:
  Casino . . . . . . . . . . . . . . . . . . . . .  $        26,075,567   $20,679,586
  Other operating income . . . . . . . . . . . . .              768,680       839,642
                                                    --------------------  ------------
    Total revenues . . . . . . . . . . . . . . . .           26,844,247    21,519,228
                                                    --------------------  ------------

Costs and expenses:
  Casino . . . . . . . . . . . . . . . . . . . . .           12,609,295    12,055,428
  Other operating costs and expenses . . . . . . .              913,840     1,151,417
  Advertising and marketing. . . . . . . . . . . .            3,341,184     2,639,717
  General and administrative . . . . . . . . . . .            1,880,522     1,851,787
  Property operation, maintenance and energy cost.            1,080,279     1,439,499
  Rents, property taxes and insurance. . . . . . .              824,750       624,970
  Depreciation and amortization. . . . . . . . . .            1,581,119     1,427,291
                                                    --------------------  ------------
    Total costs and expenses . . . . . . . . . . .           22,230,989    21,190,109
                                                    --------------------  ------------
Income from operations . . . . . . . . . . . . . .            4,613,258       329,119
                                                    --------------------  ------------

Other (Income) Expenses:
  Interest expense, net. . . . . . . . . . . . . .            4,227,004     4,136,530
  Other. . . . . . . . . . . . . . . . . . . . . .            1,071,654        31,731
                                                    --------------------  ------------
    Total other expense. . . . . . . . . . . . . .            5,298,658     4,168,261
                                                    --------------------  ------------
Income (loss) before income taxes. . . . . . . . .             (685,400)   (3,839,142)
Income tax expense . . . . . . . . . . . . . . . .                   --            --
Net income (loss). . . . . . . . . . . . . . . . .  $          (685,400)  $(3,839,142)
                                                    ====================  ============

Net income (loss) per common share:. . . . . . . .  $           (685.40)  $ (3,839.14)
                                                    ====================  ============
Weighted average commons shares - 1,000

                     See notes to condensed financial statements.


                            CASINO MAGIC OF LOUISIANA, CORP.
                                CONDENSED BALANCE SHEETS

                                         ASSETS


                                                            June 30,      December 31,
                                                                  1998          1997(*)
                                                          -------------  --------------
                                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $  5,333,043   $  10,675,429
  Restricted marketable securities . . . . . . . . . . .    11,699,487      10,629,405
  Other current assets . . . . . . . . . . . . . . . . .     1,248,383       1,218,886
                                                          -------------  --------------
    Total current assets . . . . . . . . . . . . . . . .    18,280,913      22,523,720
Property and equipment, net. . . . . . . . . . . . . . .    80,252,473      77,263,462
Other long-term assets . . . . . . . . . . . . . . . . .    41,666,687      42,850,367
                                                          -------------  --------------
                                                          $140,200,073   $ 142,637,549
                                                          =============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities                                       $ 22,766,411   $  23,440,740
Other long-term liabilities                                         --              --
Long-term debt, net of current maturities                  116,440,353     117,604,583

Shareholder's Equity
Common stock, $0.01 par value, 10,000 shares authorized,
  1,000 shares issued and outstanding at June 30, 1998
  and December 31, 1997                                              1               1
Additional paid-in capital                                  22,278,400      22,278,400
Retained deficit . . . . . . . . . . . . . . . . . . . .   (21,285,092)    (20,686,175)
                                                          -------------  --------------
  Total shareholder's equity                                   993,309       1,592,226
                                                          -------------  --------------
                                                          $140,200,073   $ 142,637,549
                                                          =============  ==============

                      * Derived from audited financial statements
                      See notes to condensed financial statements.


                                     CASINO MAGIC OF LOUISIANA, CORP.
                                    CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Six months ended
                                                                                      June 30,
                                                                                     1998           1997
                                                                        ------------------  -------------
                                                                                     (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $        (598,915)  $ (9,045,099)
  Adjustments for non-cash charges                                              3,568,331      2,756,407
  Changes in assets and liabilities                                            (1,518,882)     4,582,228
                                                                        ------------------  -------------
Net Cash Provided by (Used in) Operating Activities                             1,450,534     (1,706,464)
                                                                        ------------------  -------------

Cash Flows From Investing Activities:
  Acquisitions of property and equipment . . . . . . . . . . . . . . .         (4,148,707)    (5,944,738)
  Other, net                                                                   (1,077,660)        86,571
                                                                        ------------------  -------------
Net Cash Used in Investing Activities. . . . . . . . . . . . . . . . .         (5,226,367)    (5,858,167)
                                                                        ------------------  -------------

Cash Flows From Financing Activities:
  Principal payments on notes payable and long-term debt . . . . . . .         (1,566,553)    (8,454,833)
  Net proceeds from issuance of long-term debt                                         --      3,850,000
                                                                        ------------------  -------------
Net Cash Used in Financing Activities. . . . . . . . . . . . . . . . .         (1,566,553)    (4,604,833)
                                                                        ------------------  -------------

Net Decrease in Cash and Cash Equivalents. . . . . . . . . . . . . . .         (5,342,386)   (12,169,464)

Cash and Cash Equivalents, Beginning of Period                                 10,675,429     20,858,780
                                                                        ------------------  -------------

Cash and Cash Equivalents, End of Period                                $       5,333,043   $  8,689,316
                                                                        ==================  =============

Supplemental Cash Flow Information
Cash Paid During the Period for:
  Interest (net of amount capitalized)                                  $       8,326,786   $  7,515,161
Supplemental Schedule of Non-Cash Investing and financing activities:
  Property and equipment and other asset acquisitions included
 in accounts and construction payable and accrued expenses                      1,204,451      1,840,529
  Property and equipment financed with long-term debt                             298,895             --

                               See notes to condensed financial statements.

                       CASINO MAGIC OF LOUISIANA, CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
(Information with respect to the Three and Six Months Ended  June 30, 1998 and
                              1997 is Unaudited)
1.        Summary of significant accounting policies, risks and uncertainties:
Organization  and  basis  of  presentation:
     On May 13, 1996 ("Inception"), Jefferson Casino Corporation ("Jefferson Corp."), a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp. ("Casino Magic"), acquired all of the outstanding capital stock of Crescent City Capital Development Corporation, a Louisiana corporation. Immediately following the acquisition, the name of Crescent City Capital Development Corporation ("Crescent City") was changed to Casino Magic of Louisiana Corp. ("Louisiana Corp." or the "Company"). The financial statements reflect only the accounts of Louisiana Corp., since the Company conducts no other operations or business activities. Louisiana Corp., has developed a new dockside riverboat casino and entertainment complex in Bossier City, Louisiana ("Casino Magic-Bossier City"). Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility and opened the permanent facility on December 31, 1996.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.
     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for March 31, 1998.
     Certain reclassifications have been made to 1997 amounts to conform with the June 30, 1998 presentation.
2.      Disclosure of contingent interest paid and accrued and management fees accrual:
     No contingent interest or management fees were paid in the first six months of 1998 or 1997. Contingent interest and management fees were accrued in the first six months of 1998 in the amount of $668,387 and $1,336,774, respectively. Contingent interest and management fees were accrued in the first six months of 1997 in the amount of approximately $43,387 and $81,233, respectively. No contingent interest or management fees were payable during the six months ended June 30, 1998 or 1997 because the Company's Adjusted Fixed Charge Coverage Ratio (as defined) did not exceed 1.5 to 1.0.
3.          New  Accounting  Pronouncements
(a)          Accounting  for  Start-Up  Costs:
     During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The company has not adopted the SOP. However, due to the anticipated opening of the hotel at Casino Magic - Bossier City in Decemeber 1998, all start-up costs associated with the hotel will be expensed in the quarter ended December 31, 1998, in accordance with Company policy.
 (b)          Accounting  for  Derivative  Instruments and Hedging Activities:
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's  election,  before  January  1,  1998).
     We believe the impact of adopting Statement 133 on the financial statements will be immaterial.
                                       5

                       CASINO MAGIC OF LOUISIANA, CORP.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

     The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash
flow  from  operations;    (ii)  construction  projects  entail  significant
construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its debt obligations may be dependent upon the successful completion of a hotel at Casino Magic-Bossier City, other planned construction projects, and the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control. Those factors include prevailing economic and competitive conditions, regulatory compliance, and other factors affecting the Company's operations and business. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
Results  of  Operations:
For the three months ended June 30, 1998 compared to the three months ended June 30, 1997:
     Gaming revenues at Casino Magic-Bossier City increased to $26.1 million in the second quarter of 1998 compared to $20.7 million in the second quarter of 1997, an increase of $5.4 million or 26.1%. The increase was a result of Casino Magic's greater maturity in the Shreveport-Bossier City market, the upgrading of product mix in slot machines, and more effective marketing programs.
     Total costs and expenses during the second quarter of 1998 were $22.2 million compared to $21.2 million in the second quarter of 1997, an increase of $1.0 million or 4.7%. Casino expenses, which were volume driven, increased $0.6 million in the 1998 period over the comparable prior quarter while advertising and marketing expenses increased $0.7 million over the comparable prior quarter. A change to a targeted marketing strategy in the third quarter of 1997, and used in the second quarter of 1998, has been effective. Other administrative and operating expenses decreased $0.2 million over the comparative quarters as a result of a stringent cost cutting and budgetary programs initiated in the second quarter of 1997.
     Casino Magic-Bossier City earned an operating profit of $4.6 million for the second quarter of 1998 compared to an operating profit of $0.3 million in the second quarter of 1997, an improvement of $4.3 million.
     Other (income) and expenses increased $1.1 million over the comparable prior quarter. The increase is principally a result of increased management fees and contingent interest which are a function of operating profit although some amounts were accrued rather than paid as a result of the Company's Adjusted Fixed Charge Coverage Ratio. See "Liquidity and Capital Resources." Also included in Other (income) and expenses was $0.1 million capitalized interest expense in the second quarter of 1998 related to the construction of the hotel. No interest had been capitalized in the second quarter of 1997.
     There was no income tax benefit for the second quarter of 1998 or 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent, Casino Magic Corp. The difference between the 0% rate and the statutory rate of 35% is due to the tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.
     Casino Magic-Bossier City incurred a net loss of $0.7 million in the second quarter of 1998 compared with a net loss of $3.8 million during the second quarter of 1997, or a loss per share of $685.40 and $3,839.14, respectively.

                       CASINO MAGIC OF LOUISIANA, CORP.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS-(CONTINUED)
Results  of  Operations  (continued):
For the six months ended June 30, 1998 compared to the six months ended June 30, 1997:
     Gaming revenues at Casino Magic-Bossier City increased to $53.1 million for the first six months of 1998 compared to $42.8 million in the first six months of 1997, an increase of $10.3 million or 24.1%. The increase was a result  of  Casino  Magic-Bossier  City's  greater  maturity  in  the
Shreveport/Bossier City market, the upgrading of slot machines and more effective marketing programs.
     Total costs and expenses during the first six months of 1998 were $45.0 million compared to $46.5 in the first six months of 1997, a cost savings of $1.5 million or 3.2%. The principal area of savings in the 1998 period was in advertising and marketing expenses which were reduced by $3.1 million or 31.4% from the comparable prior period. Marketing strategy in the first six months of 1997 involved substantial promotions intended to gain rapid market share, which was less effective than anticipated. The first six months of 1998 benefited from a more conservative and effective market strategy implemented in the third quarter of 1997. Casino expenses, which were largely volume driven, increased $3.2 million or 14.3% in the first six months of 1998 versus the first six months of 1997. Other administrative and operating expenses decreased $1.7 million in the 1998 period or 12.1% from the comparable prior period as a result of a stringent cost cutting and budgetary programs initiated  in  the  second  quarter  of  1997.
     Casino Magic-Bossier City earned an operating profit of $9.8 million for the first six months of 1998 versus an operating loss of $1.8 million in the first six months of 1997, an improvement of $11.6 million.
     Other (income) and expenses were $10.4 million for the first six months of 1998 and $7.7 million for the first six months of 1997. The increase in net expenses is principally due to an increase of $1.3 million in management fees during the first six months of 1998 compared to a very minimal expense for the first six months of 1997, although some amounts were accrued rather than paid as a result of the Company's Adjusted Fixed Charge Coverage Ratio. See "Liquidity and Capital Resources.". Also contributing to the increase in net expense is $0.2 million in shared expenses related to the pending merger between Casino Magic and Hollywood Park, Inc. There were no expenses in the first six months of 1997 relating to merger costs.
     There was no income tax benefit for the first six months of 1998, but there was an income tax benefit of $0.5 million reflecting a 5% tax rate for the first six months of 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent, Casino Magic Corp. The difference between the 0% rate in 1998 and the 5% rate in 1997 and the statutory rate of 35% is due to the tax valuation allowance against the tax benefit recorded as a result of the  tax  sharing  agreement.
     Casino Magic-Bossier City incurred a net loss of $0.6 million in the first six months of 1998 compared with a net loss of $9.0 million during the first six months of 1997, or a loss per share of $598.91 and a loss per share of $9,045.09, respectively.
Liquidity  and  Capital  Resources:
     At June 30, 1998, the Company had unrestricted cash of $5.3 million compared to unrestricted cash of $10.7 million at December 31, 1997. The Company had $11.7 million and $10.6 million in restricted marketable securities at June 30, 1998 and December 31, 1997, respectively.
     For the six months ended June 30, 1998, the Company generated $1.4 million of cash flow in operating activities and made principal payments on long term debt of $1.6 million. The Company spent $4.1 million for acquisitions of property, equipment and other long-term assets. Of this amount, $3.3 million was paid with respect to the hotel, restaurants and related amenities currently under construction.
     No contingent interest or management fees were paid in the first six months of 1998 or 1997. Contingent interest and management fees were accrued in the first six months of 1998 in the amount of $668,387 and $1,336,774, respectively. Contingent interest and management fees were accrued in the first six months of 1997 in the amount of approximately $43,387 and $81,233, respectively. No contingent interest or management fees were payable during the six months ended June 30, 1998 or 1997 because the Company's Adjusted Fixed Charge Coverage Ratio (as defined) did not exceed 1.5 to 1.0.

                       CASINO MAGIC OF LOUISIANA, CORP.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS-(CONTINUED)

Liquidity  and  Capital  Resources  (continued):
     The Company commenced expansion of the land based pavilion and construction of a 188-room hotel and related amenities, including restaurants, banquet space and swimming pool in March 1998. The construction of the hotel is expected to be funded primarily by the remaining proceeds from the sale of the Crescent City Queen, current cash on hand, the future operating cash flow of Casino Magic-Bossier City, and financing for furniture, fixtures and equipment for which the Company has received a financing commitment. No assurances can be given that such sources will be sufficient to complete the hotel and related facilities. If the anticipated sources of funding are not sufficient to complete the facilities, the timeline for completion may have to be extended, other sources of funding would need to be found, or other strategies and contingency plans would need to be employed by the Company.
     Jefferson Corp. and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Indenture associated with the Louisiana First Mortgage Notes.
     The Company will have a significant need for cash in 1998 and beyond in order to continue its planned development. The Company believes that cash and restricted marketable securities at June 30, 1998, and cash flows from operations will be sufficient to service its operating needs and debt service through, at least, the next twelve months, including the completion of the Casino Magic-Bossier City hotel, with additional financing for the furniture, fixtures and equipment of the hotel. There are no assurances that adequate funding will be available for all of these planned investments at Casino Magic-Bossier City.

                          PART II - OTHER INFORMATION
ITEM  1.            LEGAL  PROCEEDINGS
     None
ITEM  2.          CHANGES  IN  SECURITIES
None
ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES
None
ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
None.
ITEM  5.          OTHER  INFORMATION
None.
ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)          Exhibits
     27.          Financial  Data  Schedule  (filed  electronically  only)
     (b)          Reports  on  Form  8-K:
     None.

SIGNATURES

The Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO  MAGIC  OF  LOUISIANA,  CORP.

Date:    August  14,  1998          /s/  James  E.  Ernst
                                    ---------------------
     James  E.  Ernst,  President  and  Chief  Executive  Officer



Date:    August  14,  1998          /s/  Jay  S.  Osman
                                    -------------------
     Jay  S.  Osman,  Chief  Financial  Officer  and  Treasurer
               (principal  financial  and  accounting  officer)

                       CASINO MAGIC OF LOUISIANA, CORP.

Quarterly  Report  on  Form  10-Q  for  the  Period  Ended  June  30,  1998
INDEX  TO  EXHIBITS
-------------------
Exhibit
Number          Page
------          ----
27.          Financial  Data  Schedule  (filed  electronically  only).