Form 10-Q
period 1998-09-30
CASINO MAGIC OF LOUISIANA CORP
filed 1998-11-16
CIK 1014445

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998
                                              ------------------
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


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

       1,000 shares of common stock outstanding as of November 13, 1998
=======================================================================



CASINO MAGIC OF LOUISIANA, CORP.

INDEX

PART I                                                    FINANCIAL INFORMATION                                        PAGE NO.
Item 1.. . . . . . . . . . . . . . . . . . . . . . . . .  Financial Statements
                                                          Condensed Consolidated Statements of Operations -
  For the three months ended September 30, 1998 and 1997                                                            1

  Condensed Consolidated Statements of Operations -
  For the nine months ended September 30, 1998 and 1997.                                                            2

  Condensed Consolidated Balance Sheets -
  September 30, 1998 and December 31, 1997 . . . . . . .                                                            3

  Condensed Consolidated Statements of Cash Flows -
  For the nine months ended September 30, 1998 and 1997.                                                            4

  Notes to Condensed Consolidated Financial Statements .                                                            5

Item 2.. . . . . . . . . . . . . . . . . . . . . . . . .  Management's Discussion and Analysis of Financial Condition
  and Results of Operations. . . . . . . . . . . . . . .                                                            7

PART II. . . . . . . . . . . . . . . . . . . . . . . . .  OTHER INFORMATION
Item 1.                                                   Legal Proceedings                                                  10
Item 2.                                                   Changes in Securities                                              10
Item 3.                                                   Default Upon Senior Securities                                     10
Item 4.                                                   Submission of Matters to a Vote of Security Holders                10
Item 5.                                                   Other Information                                                  10
Item 6.                                                   Exhibits and Reports on Form 8-K                                   10
  SIGNATURES . . . . . . . . . . . . . . . . . . . . . .                                                           11



                            PART I - FINANCIAL INFORMATION
ITEM  1:  FINANCIAL  STATEMENTS
                           CASINO MAGIC OF LOUISIANA, CORP.
                          CONDENSED STATEMENTS OF OPERATIONS


                                                               Three months ended
                                                                 September 30,
                                                                   1998          1997
                                                    --------------------  ------------
  (Unaudited)
Revenues:
  Casino . . . . . . . . . . . . . . . . . . . . .  $        28,290,048   $22,794,023
  Other operating income . . . . . . . . . . . . .              794,722       955,928
                                                    --------------------  ------------
    Total revenues . . . . . . . . . . . . . . . .           29,084,770    23,749,951
                                                    --------------------  ------------

Costs and expenses:
  Casino . . . . . . . . . . . . . . . . . . . . .           14,262,577    12,560,095
  Other operating costs and expenses . . . . . . .              999,677       157,141
  Advertising and marketing. . . . . . . . . . . .            3,653,989     2,422,708
  General and administrative . . . . . . . . . . .            2,520,040     1,653,235
  Property operation, maintenance and energy cost.            1,192,222       978,478
  Rents, property taxes and insurance. . . . . . .              808,228       700,854
  Depreciation and amortization. . . . . . . . . .            1,642,438     1,523,933
                                                    --------------------  ------------
    Total costs and expenses . . . . . . . . . . .           25,079,171    19,996,444
                                                    --------------------  ------------
Income from operations . . . . . . . . . . . . . .            4,005,599     3,753,507
                                                    --------------------  ------------

Other (Income) Expenses:
  Interest expense . . . . . . . . . . . . . . . .            4,584,582     4,304,030
  Capitalized interest . . . . . . . . . . . . . .             (299,638)           --
  Interest income. . . . . . . . . . . . . . . . .             (142,368)           --
  (Gain) loss on sale of assets. . . . . . . . . .            1,930,379    (1,439,916)
  Other. . . . . . . . . . . . . . . . . . . . . .            1,088,776       944,739
                                                    --------------------  ------------
    Total other expense. . . . . . . . . . . . . .            7,161,731     3,808,853
                                                    --------------------  ------------
Income (loss) before income taxes. . . . . . . . .           (3,156,132)      (55,346)
Income tax expense . . . . . . . . . . . . . . . .                   --            --
Net income (loss). . . . . . . . . . . . . . . . .  $        (3,156,132)  $   (55,346)
                                                    ====================  ============

Net income (loss) per common share:. . . . . . . .  $         (3,156.14)  $    (55.35)
                                                    ====================  ============
Weighted average commons shares - 1,000

                     See notes to condensed financial statements.




                           CASINO MAGIC OF LOUISIANA, CORP.
                          CONDENSED STATEMENTS OF OPERATIONS


                                                              Nine months ended
                                                                September 30,
                                                                  1998          1997
                                                    -------------------  ------------
  (Unaudited)
Revenues:
  Casino . . . . . . . . . . . . . . . . . . . . .  $       81,421,376   $65,630,025
  Other operating income . . . . . . . . . . . . .           2,435,624     2,845,638
                                                    -------------------  ------------
   Total revenues. . . . . . . . . . . . . . . . .          83,857,000    68,475,663
                                                    -------------------  ------------

Costs and expenses:
  Casino . . . . . . . . . . . . . . . . . . . . .          40,152,817    35,219,187
  Other operating costs and expenses . . . . . . .           2,938,252     3,394,540
  Advertising and marketing. . . . . . . . . . . .          10,327,186    12,156,679
  General and administrative . . . . . . . . . . .           6,161,485     5,595,267
  Property operation, maintenance and energy cost.           3,373,482     3,897,550
  Rents, property taxes and insurance. . . . . . .           2,270,601     1,918,873
  Depreciation and amortization. . . . . . . . . .           4,820,759     4,310,605
                                                    -------------------  ------------
    Total costs and expenses . . . . . . . . . . .          70,044,582    66,492,701
                                                    -------------------  ------------
Income (loss) from operations. . . . . . . . . . .          13,812,418     1,982,962
                                                    -------------------  ------------

Other (Income) Expenses:
  Interest expense . . . . . . . . . . . . . . . .          13,445,339    12,559,021
  Capitalized interest . . . . . . . . . . . . . .            (400,246)     (107,401)
  Interest income. . . . . . . . . . . . . . . . .            (424,366)     (277,076)
  (Gain) loss on sale of assets. . . . . . . . . .           1,930,379    (1,439,916)
  Other. . . . . . . . . . . . . . . . . . . . . .           3,016,361       801,471
                                                    -------------------  ------------
    Total other expense. . . . . . . . . . . . . .          17,567,467    11,536,099
                                                    -------------------  ------------
Income (loss) before income taxes. . . . . . . . .          (3,755,049)   (9,553,137)
Income tax expense (benefit) . . . . . . . . . . .                  --      (452,692)
Net income (loss). . . . . . . . . . . . . . . . .  $       (3,755,049)  $(9,100,445)
                                                    ===================  ============

Net income (loss) per common share:. . . . . . . .  $        (3,755.05)  $ (9,100.45)
                                                    ===================  ============
Weighted average common shares - 1,000

                     See notes to condensed financial statements.


                               CASINO MAGIC OF LOUISIANA, CORP.
                                   CONDENSED BALANCE SHEETS

                                            ASSETS


                                                               September 30,    December 31,
                                                                        1998          1997(*)
                                                              ---------------  --------------
  (Unaudited)
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $    8,032,576   $  10,675,429
  Restricted marketable securities . . . . . . . . . . . . .       1,599,185      10,629,405
  Other current assets . . . . . . . . . . . . . . . . . . .       1,353,461       1,218,886
                                                              ---------------  --------------
    Total current assets . . . . . . . . . . . . . . . . . .      10,985,222      22,523,720

Property and equipment, net. . . . . . . . . . . . . . . . .      86,887,042      77,263,462

Other long-term assets
  Deferred gaming license cost, net. . . . . . . . . . . . .      36,846,558      38,048,426
  Debt issuance costs, net . . . . . . . . . . . . . . . . .       4,106,087       4,710,121
  Other long-term assets . . . . . . . . . . . . . . . . . .         111,714          91,820
                                                              ---------------  --------------
    Total other long-term assets . . . . . . . . . . . . . .      41,064,359      42,850,367
                                                              ---------------  --------------
                                                              $  138,936,623   $ 142,637,549
                                                              ===============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes and contracts payable. . . . . . . . . . . . . . . .  $    3,448,965   $      76,950
  Curent maturities of long-term debt. . . . . . . . . . . .       3,594,815       3,714,540
  Accounts payable . . . . . . . . . . . . . . . . . . . . .       3,520,732       3,665,071
  Accrued expenses . . . . . . . . . . . . . . . . . . . . .       7,897,988       5,614,298
  Accrued interest . . . . . . . . . . . . . . . . . . . . .       3,754,805       6,547,014
  Accrued payroll and related benefits . . . . . . . . . . .       2,588,546       2,942,523
  Accrued progressive gaming liabilities . . . . . . . . . .         543,921         388,222
  Other current liabilities. . . . . . . . . . . . . . . . .          92,122         492,122
                                                              ---------------  --------------
    Total current liabilities. . . . . . . . . . . . . . . .      25,441,894      23,440,740


Long-term debt, net of current maturities. . . . . . . . . .     115,657,551     117,604,583
                                                              ---------------  --------------
    Total noncurrent liabilities . . . . . . . . . . . . . .     115,657,550     117,604,583

Shareholder's Equity
Common stock, $0.01 par value, 10,000 shares authorized,
  1,000 shares issued and outstanding at September 30, 1998
  and December 31, 1997                                                    1               1
Additional paid-in capital                                        22,278,401      22,278,400
Retained deficit . . . . . . . . . . . . . . . . . . . . . .     (24,441,224)    (20,686,175)
                                                              ---------------  --------------
  Total shareholder's equity                                      (2,162,822)      1,592,226
                                                              ---------------  --------------
                                                              $  138,936,623   $ 142,637,549
                                                              ===============  ==============

                         * Derived from audited financial statements
                         See notes to condensed financial statements.


                                     CASINO MAGIC OF LOUISIANA, CORP.
                                    CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Nine months ended
                                                                                    September 30,
                                                                                      1998          1997
                                                                        -------------------  ------------
  (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $       (3,755,049)  $(9,100,445)
  Adjustments for non-cash charges                                               7,355,172     3,338,432
  Changes in assets and liabilities                                             (2,002,831)    3,983,016
                                                                        -------------------  ------------
Net Cash Used in Operating Activities. . . . . . . . . . . . . . . . .          (1,597,292)   (1,778,997)
                                                                        -------------------  ------------

Cash Flows From Investing Activities:
  Acquisitions of property and equipment . . . . . . . . . . . . . . .         (10,801,871)   (7,350,091)
  Proceeds from sale of assets                                                          --    11,700,000
  Decrease in marketable securities                                              9,030,220            --
  Other, net                                                                       (19,903)       85,150
                                                                        -------------------  ------------
Net Cash Provided by (Used in) Investing Activities                             (1,791,544)    4,435,059
                                                                        -------------------  ------------

Cash Flows From Financing Activities:
  Net proceeds from issuance of long-term debt                                          --     3,850,000
  Principal payments on notes payable and long-term debt . . . . . . .          (2,448,601)   (9,094,455)
  Other, net                                                                            --      (316,958)
                                                                        -------------------  ------------
Net Cash Used in Financing Activities. . . . . . . . . . . . . . . . .          (2,448,601)   (5,561,413)
                                                                        -------------------  ------------

Net Decrease in Cash and Cash Equivalents. . . . . . . . . . . . . . .          (2,642,853)   (2,905,351)

Cash and Cash Equivalents, Beginning of Period                                  10,675,429    20,858,780
                                                                        -------------------  ------------

Cash and Cash Equivalents, End of Period                                $        8,032,576   $17,953,429
                                                                        ===================  ============

Supplemental Cash Flow Information
Cash Paid During the Period for:
  Interest (net of amount capitalized)                                  $       15,837,301   $15,688,211
Supplemental Schedule of Non-Cash Investing and financing activities:
  Property and equipment and other asset acquisitions included
 in accounts and construction payable and accrued expenses                       3,957,815       342,293
  Property and equipment financed with long-term debt                              298,895       946,000

                               See notes to condensed financial statements.

                       CASINO MAGIC OF LOUISIANA, CORP.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
   (Information with respect to the Three and Nine Months Ended  September 30,
                          1998 and 1997 is Unaudited)
1.        Summary of significant accounting policies, risks and uncertainties:
Organization  and  basis  of  presentation:
     On May 13, 1996 ("Inception"), Jefferson Casino Corporation ("Jefferson Corp."), a Louisiana corporation and a wholly owned subsidiary of Casino Magic Corp. ("Casino Magic"), acquired all of the outstanding capital stock of Crescent City Capital Development Corporation, a Louisiana corporation. Immediately following the acquisition, the name of Crescent City Capital Development Corporation ("Crescent City") was changed to Casino Magic of Louisiana, Corp. ("Louisiana Corp." or the "Company"). The financial statements reflect only the accounts of Louisiana Corp., since the Company conducts no other operations or business activities. Louisiana Corp., has developed a new dockside riverboat casino and entertainment complex in Bossier City, Louisiana ("Casino Magic-Bossier City"). Casino Magic-Bossier City opened on October 4, 1996, using a temporary facility and opened the permanent facility on December 31, 1996.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     The accompanying unaudited condensed financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The results of operations for the interim periods are not indicative of results of operations for an entire year.
     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997 and Form 10-Q for June 30, 1998.
     Certain reclassifications have been made to 1997 amounts to conform with the September 30, 1998 presentation.
2.      Disclosure of contingent interest paid and accrued and management fees accrual:
     No contingent interest or management fees were paid in the first nine months of 1998 or 1997. Contingent interest and management fees were accrued in the first nine months of 1998 in the amount of $972,889 and $1,945,779, respectively. Contingent interest and management fees were accrued in the first nine months of 1997 in the amount of approximately $400,736 and $801,471, respectively. No contingent interest or management fees were payable during the nine months ended September 30, 1998 or 1997 because the Company's Adjusted Fixed Charge Coverage Ratio (as defined) did not exceed 1.5 to 1.0.
3.          New  Accounting  Pronouncements
(a)          Accounting  for  Start-Up  Costs:
     During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 ("SOP"), "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The company has adopted the SOP. However, the costs that have been expensed are immaterial.
 (b)          Accounting  for  Derivative  Instruments and Hedging Activities:
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's  election,  before  January  1,  1998).
     We believe the impact of adopting Statement 133 on the financial statements will be immaterial.
                                       5

                       CASINO MAGIC OF LOUISIANA, CORP.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
   (Information with respect to the Three and Nine Months Ended  September 30,
                          1998 and 1997 is Unaudited)

4.          Other  Commitments  and  Contingencies
Terminated  Legal  Proceedings
     In July 1997, the Company entered into an agreement to sell Carlo Corporation ("Carlo") the Crescent City Riverboat acquired by the Company in connection with its establishment of Casino Magic-Bossier City. A deposit of $1,000,000 was paid by Carlo under the agreement and was subject to forfeiture as liquidated damages if the purchase of the vessel was not completed. On August 29, 1997, Carlo commenced litigation in the Circuit Court of Harrison County, Mississippi and subsequently transferred to the United States District Court for the Southern District of Mississippi ("Court") seeking return of the deposit and punitive damages. On September 8, 1998, the Court awarded Carlo return of the $1,000,000 deposit. The Court did not award punitive damages. The deposit of $1,000,000 was paid by Casino Magic-Bossier City to Carlo in November 1998. There was no impact on the accompanying statement of operations  as  a  result  of  the  resolution  of  these  legal  proceedings.

5.          Subsequent  Events
     On February 19, 1998, Casino Magic entered into an Agreement and Plan of Merger (the "Merger Agreement") with Hollywood Park, Inc. ("Hollywood"), and Acquisition II, Inc. ("HP") a wholly-owned subsidary of Hollywood. Under the Merger Agreement, Casino Magic merged (the "Merger") with HP, effective October 15, 1998. Casino Magic is the surviving entity and is now a wholly-owned subsidiary of Hollywood. In connection with the Merger, the shareholders of Casino Magic received $2.27 for each share of Casino Magic's stock held.
     The Merger received approval of the Mississippi Gaming Commission, the Nevada Gaming Commission, and the Louisiana Gaming Control Board.

                       CASINO MAGIC OF LOUISIANA, CORP.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

     The discussions regarding proposed Company developments and operations included in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "NOTES TO CONDENSED FINANCIAL STATEMENTS" contain forward looking statements that involve a number of risks and uncertainties. These proposed developments and operations include: (i) the Company's ability to fund planned developments and debt service obligations over the next twelve months with currently available cash and marketable securities and with cash
flow  from  operations;    (ii)  construction  projects  entail  significant
construction risks, including, but not limited to, cost overruns, delay in receipt of governmental approvals, shortages in materials or skilled labor, labor disputes, unforeseen environmental or engineering problems, work stoppage, fire and other natural disasters, construction scheduling problems and weather interferences, any of which, if it occurred, could delay construction or result in a substantial increase in costs to the Company. The Company's ability to meet its debt obligations may be dependent upon the successful completion of a hotel at Casino Magic-Bossier City, other planned construction projects, and the Company's future operating performance, which is itself dependent on a number of factors, many of which are outside of the Company's control. Those factors include prevailing economic and competitive conditions, regulatory compliance, and other factors affecting the Company's operations and business. In addition to the risks and uncertainties discussed above, other factors that could cause actual results to differ materially are detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
Results  of  Operations:
For the three months ended September 30, 1998 compared to the three months ended September 30, 1997:
     Gaming revenues at Casino Magic-Bossier City increased to $28.3 million in the third quarter of 1998 compared to $22.8 million in the third quarter of 1997, an increase of $5.5 million or 24.1% (the Shreveport-Bossier City market increased 16.0% over the same period). The increase was a result of Casino Magic's greater maturity in the Shreveport-Bossier City market, the upgrading of product mix in slot machines, and more effective marketing programs.
     Total costs and expenses during the third quarter of 1998 were $25.1 million compared to $20.0 million in the third quarter of 1997, an increase of $5.1 million or 25.4%. Casino expenses, which were volume driven, increased
$1.7 million in the 1998 period over the comparable prior quarter while advertising and marketing expenses increased $1.2 million or 50.8% over the comparable prior quarter. The Company spent more in marketing costs, specifically bus programs and entertainment, in the current quarter in an attempt to offset the effects of facilities disruption from remodeling the pavilion and food areas and hotel construction. Other administrative and operating expenses increased $1.7 million over the comparative quarters.
     Casino Magic-Bossier City earned an operating profit of $4.0 million for the third quarter of 1998 compared to an operating profit of $3.8 million in the third quarter of 1997, an improvement of $0.2 million or 6.7%. Operating margins (including depreciation) decreased from 15.8% to 13.8%, primarily as a result of increased marketing expenses, but was more than offset by increased revenues.
     Other (income) and expenses increased $3.4 million over the comparable prior quarter. The increase is principally a result of increased management fees and contingent interest which are a function of operating profit although such amounts were accrued rather than paid as a result of the Company's Adjusted Fixed Charge Coverage Ratio. See "Liquidity and Capital Resources." Also included in Other (income) and expenses was $1.9 million loss on sale of assets due to impairment in value in the third quarter of 1998 compared to a $1.4 million gain on the sale of assets for the same period in 1997.
     There was no income tax benefit for the third quarter of 1998 or 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its parent, Casino Magic Corp. The difference between the 0% rate and the statutory rate of 35% is due to the tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.
     Casino Magic-Bossier City incurred a net loss of $3.2 million in the third quarter of 1998 compared with a net loss of $0.6 million during the third quarter of 1997, or a loss per share of $3,156.14 and $55.35, respectively.

                       CASINO MAGIC OF LOUISIANA, CORP.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS-(CONTINUED)
Results  of  Operations  (continued):
For the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997:
     Gaming revenues at Casino Magic-Bossier City increased to $81.4 million for the first nine months of 1998 compared to $65.6 million in the first nine months of 1997, an increase of $15.8 million or 24.1% (the Shreveport-Bossier City market increased 14.5% over the same period). The increase was a result of Casino Magic-Bossier City's greater maturity in the Shreveport-Bossier City market, the upgrading of slot machines and more effective marketing programs.
     Total costs and expenses during the first nine months of 1998 were $70.0 million compared to $66.5 in the first nine months of 1997, an increase of $3.6 million or 5.3%. Casino expenses, which were largely volume driven, increased $4.9 million or 14.0% in the first nine months of 1998 versus the first nine months of 1997. Other administrative and operating expenses increased $0.4 million in the 1998 period from the comparable prior period. The first nine months of 1998 benefited from a more conservative and effective market strategy implemented in the third quarter of 1997. The principal area of savings in the 1998 period was in advertising and marketing expenses which were reduced by $1.8 million or 15.0% from the comparable prior period, although such amounts increased in the third quarter of 1998 in an effort to offset the disruptive affect of construction at the facility.
     Casino Magic-Bossier City earned an operating profit of $13.8 million for the first nine months of 1998 versus an operating profit of $2.0 million in the first nine months of 1997, an improvement of $11.8 million or 596.6%. Net revenues grew by 22.5% while expenses grew by only 5.3%. The Company believes these improvements are a result of general market growth, more efficient marketing programs, and more efficient operations.
     Other (income) and expenses were $17.6 million for the first nine months of 1998 and $11.5 million for the first nine months of 1997. The increase in net expenses is principally due to an increase of $1.9 million in management fees during the first nine months of 1998 compared to a very minimal expense for the first nine months of 1997, although such amounts were accrued rather than paid as a result of the Company's Adjusted Fixed Charge Coverage Ratio. See "Liquidity and Capital Resources". Also contributing to the increase in net expense is $0.9 million in shared expenses related to the merger between Casino Magic and Hollywood Park, Inc. There were no expenses in the first nine months of 1997 relating to merger costs.
     There was no income tax benefit for the first nine months of 1998, but there was an income tax benefit of $0.5 million reflecting a 5% tax rate for the first nine months of 1997. The Company is included in a consolidated group subject to a tax-sharing agreement between itself, all affiliated companies and its ultimate parent, Casino Magic Corp. The difference between the 0% rate in 1998 and the 5% rate in 1997 and the statutory rate of 35% is due to the tax valuation allowance against the tax benefit recorded as a result of the tax sharing agreement.
     Casino Magic-Bossier City incurred a net loss of $3.8 million in the first nine months of 1998 compared with a net loss of $9.1 million during the first nine months of 1997, or a loss per share of $3,755.05 and a loss per share of $9,100.45, respectively.
Liquidity  and  Capital  Resources:
     At September 30, 1998, the Company had unrestricted cash of $8.0 million compared to unrestricted cash of $10.7 million at December 31, 1997. The Company had $1.6 million and $10.6 million in restricted marketable securities at September 30, 1998 and December 31, 1997, respectively. Proceeds from the sale of restricted marketable securities have been used to construct the 188-room hotel which is scheduled to open in December 1998.
     For the nine months ended September 30, 1998, the Company's net expenditures of cash for operating activities amounted to $1.6 million and the Company made principal payments on long term debt of $2.4 million. The Company spent $10.8 million for acquisitions of property, equipment and other long-term assets. Of this amount, $9.8 million was paid with respect to the hotel, restaurants and related amenities currently under construction.
     No contingent interest or management fees were paid in the first nine months of 1998 or 1997. Contingent interest and management fees were accrued in the first nine months of 1998 in the amount of $972,889 and $1,945,779, respectively. Contingent interest and management fees were accrued in the first nine months of 1997 in the amount of $400,736 and $801,471, respectively. No contingent interest or management fees were payable during the nine months ended September 30, 1998 or 1997 because the Company's Adjusted Fixed Charge Coverage Ratio (as defined) did not exceed 1.5 to 1.0.
                                       8

                       CASINO MAGIC OF LOUISIANA, CORP.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS-(CONTINUED)

Liquidity  and  Capital  Resources  (continued):
     The Company commenced expansion of the land based pavilion and construction of a 188-room hotel and related amenities, including restaurants, banquet space and swimming pool in March 1998. The construction of the hotel is to be funded primarily by the remaining proceeds from the sale of the Crescent City Queen, current cash on hand, the future operating cash flow of Casino Magic-Bossier City, and financing for furniture, fixtures and equipment for which the Company has received a financing commitment. No assurances can be given that such sources will be sufficient to complete the hotel and related facilities. If the anticipated sources of funding are not sufficient to complete the facilities, the timeline for completion may have to be extended, other sources of funding would need to be found, or other strategies and contingency plans would need to be employed by the Company.
     Jefferson Corp. and Louisiana Corp. have certain restrictions relative to additional borrowings and cash flow under the terms of the Indenture associated with the Louisiana First Mortgage Notes.
     The Company will have a significant need for cash in 1999 and beyond in order to continue its planned development. The Company believes that cash and restricted marketable securities at September 30, 1998, cash flows from operations, financing for the furniture, fixtures and equipment of the hotel, and other sources will be sufficient to service its operating needs and debt service through, at least, the next twelve months, including the completion of the Casino Magic-Bossier City hotel. Although there can be no assurances that these sources of financing will prove adequate to complete all of these planned investments at Casino Magic-Bossier City.

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

CASINO  MAGIC  OF  LOUISIANA,  CORP.

Date:    November  16,  1998                    /s/  Marlin  F.  Torguson
                                                -------------------------
          Marlin  F.  Torguson,  Principal  Acting  Financial  Officer

                       CASINO MAGIC OF LOUISIANA, CORP.

Quarterly Report on Form 10-Q for the Period Ended September 30, 1998 INDEX TO EXHIBITS
-------------------
Exhibit
Number          Page
------          ----
27.          Financial  Data  Schedule  (filed  electronically  only).