Form 10-Q/A
period 1998-09-30
CASINO MAGIC OF LOUISIANA CORP
filed 1999-02-01
CIK 1014445

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-Q/A


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



CASINO MAGIC OF LOUISIANA, CORP.

INDEX TO FORM 10-Q/A

PART I                            FINANCIAL INFORMATION                                        PAGE NO.
Item 1.. . . . . . . . . . . . .  Financial Statements
                                  Condensed Consolidated Statements of Operations -
                                  For the three months ended September 30, 1998 and 1997              1

                                  Condensed Consolidated Statements of Operations -
                                  For the nine months ended September 30, 1998 and 1997               2

                                  Condensed Consolidated Balance Sheets -
                                  September 30, 1998 and December 31, 1997                            3

                                  Condensed Consolidated Statements of Cash Flows -
                                  For the nine months ended September 30, 1998 and 1997               4

                                  Notes to Condensed Consolidated Financial Statements                5

Item 2.. . . . . . . . . . . . .  Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations                                           7

PART II. . . . . . . . . . . . .  OTHER INFORMATION
Item 1.                           Legal Proceedings                                                  10
Item 2.                           Changes in Securities                                              10
Item 3.                           Default Upon Senior Securities                                     10
Item 4.                           Submission of Matters to a Vote of Security Holders                10
Item 5.                           Other Information                                                  10
Item 6.                           Exhibits and Reports on Form 8-K                                   10
                                  SIGNATURES                                                         11


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


                              CASINO MAGIC OF LOUISIANA, CORP.
                                  CONDENSED BALANCE SHEETS

                                           ASSETS


                                                              September 30,    December 31,
                                                                       1998          1997(*)
                                                             ---------------  --------------
                                                                 (Unaudited)
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .  $    8,032,576   $  10,675,429
  Restricted marketable securities. . . . . . . . . . . . .       1,599,185      10,629,405
  Other current assets. . . . . . . . . . . . . . . . . . .       1,353,461       1,218,886
                                                             ---------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . .      10,985,222      22,523,720

Property and equipment, net . . . . . . . . . . . . . . . .      86,887,042      77,263,462

Other long-term assets
  Deferred gaming license cost, net . . . . . . . . . . . .      36,846,558      38,048,426
  Debt issuance costs, net. . . . . . . . . . . . . . . . .       4,106,087       4,710,121
  Other long-term assets. . . . . . . . . . . . . . . . . .         111,714          91,820
                                                             ---------------  --------------
    Total other long-term assets. . . . . . . . . . . . . .      41,064,359      42,850,367
                                                             ---------------  --------------
                                                             $  138,936,623   $ 142,637,549
                                                             ===============  ==============

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes and contracts payable . . . . . . . . . . . . . . .  $    3,448,965   $      76,950
  Curent maturities of long-term debt . . . . . . . . . . .       3,594,815       3,714,540
  Accounts payable. . . . . . . . . . . . . . . . . . . . .       3,520,732       3,665,071
  Accrued expenses. . . . . . . . . . . . . . . . . . . . .       7,897,988       5,614,298
  Accrued interest. . . . . . . . . . . . . . . . . . . . .       3,754,805       6,547,014
  Accrued payroll and related benefits. . . . . . . . . . .       2,588,546       2,942,523
  Accrued progressive gaming liabilities. . . . . . . . . .         543,921         388,222
  Other current liabilities . . . . . . . . . . . . . . . .          92,122         492,122
                                                             ---------------  --------------
    Total current liabilities . . . . . . . . . . . . . . .      25,441,894      23,440,740


Long-term debt, net of current maturities . . . . . . . . .     115,657,551     117,604,583
                                                             ---------------  --------------
    Total noncurrent liabilities. . . . . . . . . . . . . .     115,657,550     117,604,583

Shareholder's Equity
Common stock, $0.01 par value, 10,000 shares authorized,
  1,000 shares issued and outstanding at September 30, 1998
  and December 31, 1997                                                   1               1
Additional paid-in capital                                       22,278,401      22,278,400
Retained deficit. . . . . . . . . . . . . . . . . . . . . .     (24,441,224)    (20,686,175)
                                                             ---------------  --------------
  Total shareholder's equity                                     (2,162,822)      1,592,226
                                                             ---------------  --------------
                                                             $  138,936,623   $ 142,637,549
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

Year  2000:

     The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e. any system or component that performs calculations, comparisions, sequencing, or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000, because the year 2000 will be interpreted as the year 1900.

     The Company is currently working to fully determine and resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems and components. Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a materially adverse impact on the Company's financial position, results of operations or cash flows in any given year.

     While the Company fully anticipates achieving the Year 2000 compliance well in advance of January 1, 2000, there are certain risks which exist with respect to the Company's business and the Year 2000. Those risks range from slight delays and inefficiencies in processing data and carrying out accounting and financial functions to, in a most reasonable likely worst case scenario, extensive and costly inability to process data, provide vital accounting functions and communicate with customers and suppliers. Until the Company substantially completes its Year 2000 program, it is uncertain if there will be any material effect on the Company's results of operations, liquidity or financial condition. As of the date of this filing, the Company has not finalized a contingency plan to address the failure to be Year 2000 compliant.

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

SIGNATURES

The Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO  MAGIC  OF  LOUISIANA,  CORP.

Date:    January  29,  1999                 __________________________________
                                            ----------------------------------
          Marlin  F.  Torguson,  Principal  Acting  Financial  Officer

                       CASINO MAGIC OF LOUISIANA, CORP.

Quarterly Report on Form 10-Q for the Period Ended September 30, 1998 INDEX TO EXHIBITS
-------------------
Exhibit
Number          Page
------          ----
27.          Financial  Data  Schedule  (filed  electronically  only).