Form 10-Q/A
period 1998-09-30
CASINO MAGIC OF LOUISIANA CORP
filed 1999-02-01
CIK 1014445

SIGNATURES

The Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASINO  MAGIC  OF  LOUISIANA,  CORP.

Date:    January  29,  1999                   __/s/ Marlin F. Torguson________
                                              --------------------------------
          Marlin  F.  Torguson,  Principal  Acting  Financial  Officer